Form 10-Q
period 1993-12-31
ASK GROUP INC
filed 1994-02-14
CIK 354797

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                                _________
                                FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended December 31, 1993

OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

   For the transition period from             to


                      Commission File Number 0-10625


                            THE ASK GROUP, INC.
        (Exact name of registrant as specified in its charter)


          Delaware                                94-2250034
(State or other jurisdiction of               (I.R.S.  Employer
 incorporation or organization)                identification no.)



  2880 Scott Boulevard, Santa Clara , CA           95052-8013
  (Address of principal executive offices)         (Zip code)


  Registrant's telephone number, including area code: (408) 562-8800


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X    No

The number of shares outstanding of the issuer's common stock as of February 4, 1994 was 23,285,663.

                               THE ASK GROUP, INC.



                                     INDEX


                                                             Page No.

PART I.  FINANCIAL INFORMATION


   Item 1. Financial Statements

           Condensed Consolidated Balance Sheets                  3

           Condensed Consolidated Statements of Operations        4

           Condensed Consolidated Statements of Cash Flows        5

           Notes to Condensed Consolidated Financial Statements   6


  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations          8




PART II.  OTHER INFORMATION                                      12

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                THE ASK GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         (In thousands - except shares)
                                                       December 31,    June 30,
                                                          1993           1993
                                                       (unaudited)
Assets
Current assets:
  Cash and cash equivalents                          $   10,671     $   18,271
  Accounts receivable, less allowances for doubtful
     accounts of $9,186 ($7,583 at June 30, 1993)       142,413        146,097
  Inventory                                               1,121          1,184
  Prepaid income taxes                                    3,187          2,067
  Other current assets                                   18,090         15,966
                                                        -------        -------
      Total current assets                              175,482        183,585

Capitalized software development costs, net              14,497         11,950

Property, plant and equipment, at cost                  100,361         92,895
Less:  accumulated depreciation and amortization         55,173         46,906
                                                        -------        -------
  Net property, plant and equipment                      45,188         45,989

Goodwill, net                                            43,695         45,025
Purchased intangibles, net                               23,559         25,022
Other long-term assets                                    2,849          4,200
                                                        -------        -------
                                                     $  305,270     $  315,771
                                                        =======        =======

Liabilities and stockholders' equity
Current liabilities:
  Current portion of long-term debt                  $   33,600     $    3,121
  Accounts payable                                       19,688         26,786
  Accrued payroll and related items                      19,015         25,637
  Sales and value added taxes payable                     5,314          6,670
  Other accrued liabilities                              22,471         17,218
  Current portion of other liabilities                    3,232          3,318
  Customer deposits                                         665            849
  Deferred revenue                                       61,910         66,160
                                                        -------        -------
      Total current liabilities                         165,895        149,759

Long-term debt, net of current portion                      -            9,697
Other liabilities, net of current portion                 3,966          4,528
Deferred income tax                                       3,883          3,252

Stockholders' equity:
  Common stock, $0.01 par value, 40,000,000 shares
      authorized; 23,249,235 outstanding
      (22,917,022 at June 30, 1993)                         232            229
  Additional paid-in-capital                            144,062        140,949
  Retained earnings (accumulated deficit)                (9,909)        10,541
  Cumulative translation adjustment                      (2,859)        (3,184)
                                                        -------        -------
      Total stockholders' equity                        131,526        148,535
                                                        -------        -------
                                                     $  305,270     $  315,771
                                                        =======        =======

See accompanying notes.

                                      THE ASK GROUP, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts - unaudited)

                                                     Three Months Ended          Six Months Ended
                                                        December 31,                December 31,
                                                     1993          1992          1993          1992
Net revenue:
   Systems                                      $   56,639    $   71,529    $   99,862    $  116,185
   Service                                          43,964        42,019        84,596        81,095
                                                   -------       -------       -------       -------
                                                   100,603       113,548       184,458       197,280

Costs and expenses:
   Cost of systems                                  10,701        23,517        23,545        39,862
   Cost of services                                 19,995        20,477        38,429        38,706
   Product development                              12,205        11,691        22,516        22,184
   Selling, general and administrative              60,981        49,026       112,207        98,351
   Restructuring charge                              4,000           -           4,000           -
   Amortization of goodwill and
       other purchased intangibles                   2,047         2,083         4,036         4,166
                                                   -------       -------       -------       -------
   Total costs and expenses                        109,929       106,794       204,733       203,269
                                                   -------       -------       -------       -------

Income (loss) from operations                       (9,326)        6,754       (20,275)       (5,989)

Interest and other income, net                         288            42           142           794
Interest expense                                      (900)         (753)       (1,415)       (1,390)
                                                   -------       -------       -------       -------

Income (loss) before income taxes                   (9,938)        6,043       (21,548)       (6,585)
Provision for (benefit from) income taxes            3,778         2,417        (1,098)       (2,634)
                                                   -------       -------       -------       -------

Net income (loss)                               $  (13,716)   $    3,626    $  (20,450)   $   (3,951)
                                                   =======       =======       =======       =======

Income (loss) per share                         $    (0.59)   $     0.16    $    (0.89)   $    (0.18)
                                                   =======       =======       =======       =======

Shares used in per share calculation                23,067        23,251        23,004        21,474
                                                   =======       =======       =======       =======

See accompanying notes.

                                 THE ASK GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands  -  unaudited)
                                                             Six Months Ended
                                                               December 31,
                                                            1993         1992
Cash flows from operating activities:
  Net loss                                              $ (20,450)   $  (3,951)
    Adjustments to reconcile net loss to net
      cash provided by operating activities:
      Depreciation and amortization                        16,899       15,731
      Restructuring charge                                  4,000           -
    Changes in assets and liabilities:
      Accounts receivable                                   4,242       16,681
      Inventory                                                61          652
      Prepaid income tax                                     (552)         -
      Accounts payable                                     (7,160)      (6,446)
      Accrued payroll and related items                    (6,689)      (5,671)
      Income taxes payable                                     -         1,261
      Sales and valued added taxes payable                 (1,244)      (2,094)
      Other accrued liabilities                             1,025       (8,790)
      Customer deposits                                      (184)         575
      Deferred income taxes                                      -      (1,148)
      Deferred revenue                                     (4,482)        (270)
      Other, net                                             (847)      (1,486)
                                                          -------      -------
        Net cash provided by (used for)
          operating activities                            (15,381)       5,044

Cash flows from investing activities:
  Capitalized software development costs                   (7,146)      (3,905)
  Purchase of intangible assets                            (1,243)         -
  Capital expenditures, net of retirements                 (5,633)      (8,884)
                                                          -------      -------
        Net cash used for investing activities            (14,022)     (12,789)

Cash flows from financing activities:
  Principal payments on bank borrowings and
    capital lease obligations                              (3,079)      (6,838)
  Bank borrowings                                          21,700          -
  Issuance of stock, net                                    3,115        5,454
                                                          -------      -------
        Net cash provided by (used for)
          financing activities                             21,736       (1,384)

Effect of exchange rates on cash                               67       (2,084)
                                                          -------      -------

Net decrease in cash and cash equivalents                  (7,600)     (11,213)
Cash and cash equivalents at beginning of period           18,271       27,743
                                                          -------      -------
Cash and cash equivalents at end of period              $  10,671    $  16,530
                                                          =======      =======

See accompanying notes.

                           THE ASK GROUP, INC.
                    NOTES TO CONDENSED CONSOLIDATED
                          FINANCIAL STATEMENTS
                              (Unaudited)

                          December 31, 1993


1. The condensed consolidated financial statements for the three months and six months ended December 31, 1993 and 1992 are unaudited, but include all adjustments, which, in the opinion of management, are necessary for a fair statement of the results of operations for the interim periods presented. The interim results are not necessarily indicative of the results for the full year. Certain prior period amounts have been reclassified to conform with the current period's presentation.

2. A summary of the significant accounting policies of the Company is included in the consolidated financial statements listed in Item 8 of the Company's Form 10-K for the fiscal year ended June 30, 1993.

3. The condensed consolidated financial statements include the accounts of The ASK Group, Inc. and all of its wholly-owned subsidiaries, after the elimination of intercompany accounts and transactions.

4. The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards No. 86. Such costs are amortized on a straight-line basis over the estimated useful life which ranges from one to three years or the ratio of current revenue to the total current and anticipated future revenue, whichever is greater.

     The capitalization and amortization of software development costs for the three months and six months ended December 31, 1993 and 1992 follow (in thousands):

                                       Three Months          Six Months
                                          Ended                Ended
                                        December 31,         December 31,
                                      1993       1992       1993      1992
Balance, beginning of period         $13,352   $ 9,654     $11,950   $ 9,383

Software development costs
  capitalized                          3,470     1,945       7,146     3,905

Amortization of capitalized costs      2,325     2,183       4,599     3,872
                                      ------    ------      ------    ------

Balance, end of period               $14,497   $ 9,416     $14,497   $ 9,416
                                      ======    ======      ======    ======

5. The Company's results for the quarter ended December 31, 1993, caused the Company to be in violation of several covenants under the credit agreement which covers its $40 million revolving credit line and $10 million term loan (reduced to $8.5 million on January 15, 1994). The covenants violated include the net income, tangible net worth and other financial ratio requirements.

     As a result of this and the fact that the Company and the banks have not reached agreement on an amendment of the underlying agreement or to a waiver of such violations, the Company is in default under the Agreement. Accordingly, the banks have the right to demand immediate repayment of all amounts outstanding under the agreement. All debt under the credit agreement has been classified as current debt on the Condensed Consolidated Balance Sheet as of December 31, 1993. The Company will continue negotiations with the banks for an acceptable arrangement going forward. If the Company is unable to negotiate such an arrangement, its operations will be severely impaired, which in turn will adversely affect revenue and profitability.

     In addition, because the Company is in default under the credit agreement, it cannot borrow further funds under that facility without the banks' consent.

6. Effective July 1, 1992, the Company changed its method of accounting for income taxes to the liability method required by Statement of Financial Accounting Standards No. 109,
     "Accounting for Income Taxes."

     A tax provision of $3,778,000 and a tax benefit of $1,098,000 were recorded for the three and six month periods ended December 31, 1993, respectively. These amounts consist of a provision for taxes on foreign earnings with no offsetting benefit for U.S. losses in the quarter.

7. In the three months ended December 31, 1993, the Company recorded a restructuring charge of $4,000,000. The Company intends to restructure its organization to reduce costs.
     The restructuring charge is principally related to headcount reductions, primarily in North America, which will affect approximately 200 employees during the first half of the Company's third fiscal quarter. Provision has also been made in the restructuring charge for closing or consolidating certain of the Company's facilities. Additional cost containment measures undertaken include salary reductions for executive management. It is expected that these measures will result in expense reductions of approximately $4,000,000 to $5,000,000 on a quarterly basis. While these actions will begin to reduce expenses in the third quarter of fiscal 1994, their full impact is not expected to be realized until the fourth quarter of fiscal 1994.

Item 2:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


The ASK Group, Inc. (the Company) develops, markets and sells computer-based relational database management systems (RDBMS), data access and connectivity products, manufacturing and financial applications software and application development tools and provides related consulting and support services. The Company is organized by business units which are both independent and interdependent to take advantage of the synergy among them. The business units include: Worldwide Distribution, Knowledge Services and Support, Product Business Units and the infrastructure to support them.

The Company's products are marketed and sold by its Worldwide Distribution Business Unit on a regional basis, typically divided by country. Each regional operation sells and installs all of the Company's products and trains and supports the end users and resellers of the Company's products and services in their territory. This business unit also creates and implements territory-specific marketing programs. This business unit is in turn supported by the worldwide Knowledge Services and Support Business Unit, whose principal functions include developing service products and internal training of customer support staff.

The Product Business Units are responsible for designing and developing products as well as designing programs to position products and creating marketing programs with the Worldwide Distribution Business Unit. The Product Business Units are:
Database and Connectivity (Database), focused on the ASK INGRES family of products; Manufacturing Systems, which develops and markets integrated manufacturing systems software; and Development Tools (Tools), responsible for application development and decision support tools software.

RESULTS OF OPERATIONS

The Company's revenue is derived from computer systems sales and a full range of services. Computer systems sales include licensing proprietary software and reselling/licensing of third party computer hardware and software products on a turnkey basis. Service revenue includes maintenance contracts (including updates to software products), education, technical support and application integration and implementation consulting.

The Company had both an operating and an after-tax loss for the quarter ended December 31, 1993. Lower-than-expected revenue, due primarily to software license sales which were expected to occur but which did not close, combined with increased selling, general and administrative expenses were the key factors in the Company's net loss for the quarter. In addition, the Company recorded a restructuring charge of $4,000,000 in the quarter. The Company intends to restructure its organization to reduce costs. The restructuring charge is principally related to headcount reductions, primarily in North America, which will affect approximately 200 employees during the first half of the Company's third fiscal quarter. Provision has also been made in the restructuring charge for closing or consolidating certain of the Company's facilities. Additional cost containment measures undertaken include salary reductions for executive management. It is expected that these measures will have an impact of approximately $4,000,000 to $5,000,000 on a quarterly basis. While these actions will begin to reduce expenses in the third quarter of fiscal 1994, their full impactis not expected to be realized until the fourth quarter of fiscal 1994.

Total revenue for the three and six months ended December 31, 1993 decreased $12,945,000 (11%) and $12,822,000 (6%), respectively, from the same periods ended December 31, 1992. A stronger U.S. dollar in the fiscal 1994 periods compared to the fiscal 1993 periods had a negative impact on revenue growth rates in Europe when the revenue denominated in European currencies was translated to the equivalent amount in U.S. dollars. In addition, hardware revenue decreased $8,964,000 (66%) and $12,208,000 (50%) in the three and six month periods, respectively, as the Company continues to de-emphasize the amount of third-party hardware resold with applications software due to the continued trend toward open UNIX-based software applications.

Software license revenue in fiscal 1994 decreased $5,926,000 (10%) in the quarter and $4,115,000 (4%) for the year-to-date period compared to the same periods of fiscal 1993. In North America, software license revenue declined 12% in the current quarter compared to the same quarter in the prior year while showing revenue growth of 14% in the year-to-date period. The year-to-date increase reflects the impact of newer products and additional resources focused on this region. The unanticipated decrease in the quarter is primarily due to software license sales which were expected to occur in the quarter, but which did not close. The Asia-Pacific region continues to show strong growth in software license revenue (39% and 28% increases for the three- and six-month periods, respectively, compared to the same periods of the prior year), principally due to the Company's increased presence in the region, including a Japanese subsidiary which was established in fiscal 1994. European software license revenue declined 16% and 20%, respectively, in the fiscal 1994 periods from the fiscal 1993 periods. European revenue continues to be negatively affected by the impact of currency exchange rates as well as by general economic conditions within Europe.

In order to generate growth and momentum, the Company must continue to capitalize on the trend toward open or UNIX-oriented software products including those that run on smaller desktop workstations or personal computers. If the Company is not successful in expanding its UNIX-based revenue and product line over the next several quarters, it could adversely impact the Company's ability to grow and sustain its business. Additionally, the Company must continue to expand its range of product offerings, gain more productivity from its sales organization and improve visibility into its short-term business trends.

For the three- and six-month periods in fiscal 1994, service revenue grew by $1,945,000 (5%) and $3,501,000 (4%), respectively, compared to the same periods of fiscal 1993. Again, the relative strength of the U.S. dollar against European currencies negatively impacted the service revenue trends.

Approximately 51% of revenue in the first half of fiscal 1994 was generated from outside North America compared to 52% in the same period of fiscal 1993 and 51% for the full year of fiscal 1993. Because a substantial portion of the Company's international operations are denominated in foreign currencies (principally the Pound Sterling), the Company engages in a foreign currency management program to minimize the effects of exchange rate fluctuations on foreign cash flows which are converted to U.S. dollars. This program includes the use of foreign exchange forward contracts and swaps to hedge its intercompany balances. The program is not intended to protect any specific area (i.e., revenue) as reported in the Condensed Consolidated Statements of Operations. Instead it is intended to minimize the overall impact of exchange rate fluctuations on the Company's foreign currency cash flows converted to U.S. dollars. The effect of this program is included in interest and other income, net, in the Condensed Consolidated Statements of Operations.

Cost of systems consists primarily of the cost of resold hardware, royalties to third parties and amortization of software development costs capitalized under the provisions of Statement of Financial Accounting Standards No. 86 (FAS 86). As a percentage of the related revenue, cost of systems decreased from 33% and 34%, respectively, in the three- and six-month periods of fiscal 1993 to 19% and 24%, respectively, in the same periods of fiscal 1994. A substantial portion of this decrease is due to the lower levels of resold third party hardware.

Cost of service consists of the direct costs of training and consulting as well as costs of customer support. Cost of service remained relatively constant in amount for the three- and six-month periods of fiscal 1993 and 1994. When presented as a percentage of the related revenue, cost of service declined in both fiscal 1994 periods from the fiscal 1993 periods due primarily to the increase in service revenue in fiscal 1994.

Product development expenses, net of software development costs capitalized under the provisions of FAS 86, were virtually unchanged in the fiscal 1994 periods from the fiscal 1993 periods. Software development costs capitalized in the three- and six-month periods of fiscal 1994 were $3,470,000 and $7,146,000, respectively, compared to $1,945,000 and $3,905,000, respectively, for the same periods of fiscal 1993. Costs capitalized under FAS 86 will vary from period to period depending on the timing and duration of testing of software products. Before the adjustment related to FAS 86, product development costs were $15,675,000 and $29,662,000, respectively, for the periods ended December 31, 1993, compared to $13,636,000 and $26,089,000, respectively, for the same periods ended December 31, 1992. The increase reflects the Company's continuing emphasis on investment in both new and existing products and is due primarily to increased headcount and general increases in salaries.

Selling, general and administrative expenses increased $11,955,000 (24%) for the three month period and $13,856,000
(14%) for the six month period in fiscal 1994 compared to the same period of fiscal 1993. Personnel-related items, including higher headcount in international locations and general increases in salaries, account for a substantial portion of these increases. Increased provisions for bad debts were also a factor.

Interest and other income, net, consists of interest income, foreign exchange gains and losses, foreign exchange hedging costs and miscellaneous income. For the six month periods ended December 31, 1993 and 1992, the decrease is due primarily to lower interest income as a result of lower average cash balances and lower interest rates. The increase in interest expense in the fiscal 1994 periods when compared to the fiscal 1993 periods is due to higher average levels of debt in fiscal 1994 partially offset by lower interest rates.

The second quarter of fiscal 1994 includes a tax provision of $3,778,000 despite the pre-tax loss. The charge consists of a provision for taxes on foreign earnings with no offsetting benefit for U.S. tax losses. The Company will take the benefit of these U.S. tax losses against future U. S. earnings. This compares to a tax provision of $2,417,000 in the same quarter of fiscal 1993 which provided taxes on both U.S. and foreign income at an estimated annualized tax rate of 40%.

The Company's future revenue and earnings may be subject to significant volatility, especially on a quarterly basis. A substantial amount of the Company's quarterly revenue has typically been recorded in the third month of any fiscal quarter, with a concentration of such revenue in the last half of that month. In addition, the timing of the closing of large license agreements increases the risk of quarter-to-quarter revenue fluctuations. The Company's operating expenses are based on anticipated revenue, are relatively fixed in the short term and are incurred approximately evenly during a quarter. As a result, if revenue is not realized as expected, the Company's operating results will be adversely affected.

Any shortfall in revenue or operating results from levels expected by securities analysts and the timing of the announcement of such shortfall could have an immediate and significant effect on the trading price of the Company's stock in any given period. In addition, the Company participates in a highly dynamic industry, which often results in significant volatility in the Company's common stock price.

FINANCIAL CONDITION

Cash and cash equivalents decreased $7.6 million during the first six months of fiscal 1994. The major source of cash for the period was bank borrowings of $21.7 million. Funding of operations ($15.4 million), acquisitions of capital equipment ($5.6 million) and capitalized software costs ($7.1 million) were the primary uses of cash.

The Company has financed its continuing operations through cash generated from operations, existing cash balances and available credit facilities. At December 31, 1993, approximately $11.3 million remained available for future borrowings under a $40 million revolving credit line with two banks. Because of borrowing base limitations under the related credit agreement, only $5.4 million was available for borrowing at December 31, 1993 and only $1.4 million was available for borrowing at February 14, 1994.

The Company's results for the quarter ended December 31, 1993, caused the Company to be in violation of several covenants under the credit agreement which covers the revolving credit line and an $8.5 million term loan. The covenants violated include the net income, tangible net worth and other financial ratio requirements. As a result of this and the fact that the Company and the banks have not reached agreement on an amendment of the underlying agreement or to a waiver of such violations, the Company is in default under the Agreement. Accordingly, the banks have the right to demand immediate repayment of all amounts outstanding under the agreement. All debt under the credit agreement has been classified as current debt on the Condensed Consolidated Balance Sheet as of December 31, 1993. The Company will continue negotiations with the banks for an acceptable arrangement going forward. If the Company is unable to negotiate such an arrangement, its operations will be severely impaired, which in turn will adversely affect revenue and profitability.

In addition, because the Company is in default under the credit agreement, it cannot borrow further funds under that facility without the banks' consent.

At December 31, 1993, the Company's accounts receivable total
$142.4 million, net of allowances for doubtful accounts. The days sales outstanding (DSO) for these receivables is 127 days compared to 116 days at December 31, 1992.

Because of the situation with the credit facility and the extended DSO on receivables, the Company is facing a liquidity problem. To improve cash flow, the Company has been taking several actions, including increased collection effort by adding temporary collection personnel, factoring long-term receivables, sale of certain real property and the sale and leaseback of certain assets. The Company is also actively working with its investment bankers to establish plans to increase the Company's working capital through possible debt and/or equity offerings as well as evaluating other strategic alternatives. However, there can be no assurance that any of these efforts will be successful.

If the Company does not quickly improve its cash flow, it could cause further delays in payments to suppliers and employees and, accordingly, delays in the supply of goods and services to the Company. Delays in the supply of goods and services to the Company would adversely impact the Company's ability to deliver its products and services, which in turn would negatively impact revenue, margins and profitability.

PART II.  OTHER INFORMATION


Item 1.   Legal Procedings.  Not Applicable

Item 2.   Changes in Securities.  Not Applicable

Item 3.   Defaults upon Senior Securities.  Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders.

          The Company held its Annual Meeting of Stockholders on
          November 22, 1993.
          The stockholders voted on proposals to:

          1. Elect Directors of the Company.
          2. Adopt the 1993 Employee Stock Purchase Plan.
          3. Approve a 1,200,000 share increase to the reserve established under the 1991 Stock Plan.
          4. Approve an amendment to the 1991 Stock Plan to provide for automatic annual increases to the share reserve starting July 1, 1996.
          5. Ratify the appointment of Ernst & Young as the Company's auditors for the fiscal year ending June 30, 1994.

          The proposals were approved by the following votes:

          1. Election of Directors
             Director                 For         Withheld

             Paul C. Ely, Jr.      18,944,929     209,511
             Pier Carlo Falotti    18,945,620     208,820
             Robert N. Sharpe      18,944,779     209,661
             Thomas I. Unterberg   18,943,962     210,478
             Robert H. Waterman    18,944,829     209,611

          2. Adoption of 1993 Employee Stock Purchase Plan
                 For       Against      Abstain    No Vote
             15,478,606    752,589      105,519   2,817,726

          3. 1991 Stock Plan - 1,200,000 share reserve increase
                 For       Against      Abstain    No Vote
             11,650,400   4,567,108     67,403    2,869,529

          4. 1991 Stock Plan - Automatic Annual Share Reserve
             Increase
                 For       Against      Abstain    No Vote
             11,596,690   4,669,939     70,085    2,817,726

          5. Ratify appointment of Ernst & Young
                 For       Against      Abstain    No Vote
             19,093,135    30,607       26,039     4,659

Item 5.   Other Information.

          On February 9, 1994, the Company's Board of Directors accepted the resignation of Pier Carlo Falotti, a director of the Company and the Company's president and chief executive officer. Mr. Falotti's resignation was for personal reasons.

          The Board of Directors has begun a search for Mr. Falotti's replacement. Until a successor chief executive officer is named, the Board has designated Leslie E. Wright, executive vice president and chief financial officer, as acting operating officer to manage the Company's operating plan and strategy.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  List of Exhibits

                                 Exhibit
               Number          Description

                11.1        Computation of Net Income (Loss)
                            per Common and Common
                            Equivalent Share

           (b)  Reports on Form 8-K

                None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                    THE ASK GROUP, INC.
                                        Registrant






February 14, 1994
      Date                      LESLIE E. WRIGHT
                                Leslie E. Wright
                                Executive Vice President
                                and Chief Financial and
                                Administrative Officer,
                                (Principal Financial and
                                Accounting Officer)