Form 10-Q
period 1994-03-31
ASK GROUP INC
filed 1994-05-16
CIK 354797

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________


FORM 10-Q


(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 1994

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

                         Yes  X    No

The number of shares outstanding of the issuer's common stock as of April 30, 1994 was 23,534,707.

THE ASK GROUP, INC.



INDEX


                                                         Page No.


PART I.  FINANCIAL INFORMATION


   Item 1.Financial Statements

           Condensed Consolidated Balance Sheets               3

           Condensed Consolidated Statements of Operations     4

           Condensed Consolidated Statements of Cash Flows     5

           Notes to Condensed Consolidated Financial Statements6


   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations       8




PART II.  OTHER INFORMATION                                    13

PART I.FINANCIAL INFORMATION
    Item 1.  Financial Statements

                                          THE ASK GROUP, INC.
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (In thousands - except shares)
                                                     March 31,    June 30,
                                                         1994         1993
                                                    (unaudited)
Assets
Current assets:
  Cash and cash equivalents                        $   30,804   $   18,271
  Accounts receivable, less allowances for
       accounts of $2,936 ($7,583  at June 30, 1993)  123,725      146,097
  Inventory                                               744        1,184
  Prepaid income taxes                                      -        2,067
  Other current assets                                 14,354       15,966
      Total current assets                            169,627      183,585

Capitalized software development costs, net            12,394       11,950

Property, plant and equipment, at cost                 98,396       92,895
Less:  accumulated depreciation and amortization       53,927       46,906
  Net property, plant and equipment                    44,469       45,989

Goodwill, net                                          42,283       45,025
Purchased intangibles, net                             15,091       25,022
Other long-term assets                                  2,807        4,200
                                                   $  286,671   $  315,771

[CAPTION]
[S]                                                [C]         [C]
Liabilities and stockholders' equity
Current liabilities:
  Current portion of long-term debt                $   43,100   $    3,121
  Accounts payable                                     28,402       26,786
  Accrued payroll and related items                    22,503       25,637
  Sales and value added taxes payable                   6,305        6,670
  Other accrued liabilities                            16,973       17,218
  Accrued restructuring costs                          32,104            -
  Current portion of other liabilities                  2,291        3,318
  Income taxes payable                                  3,374            -
  Customer deposits                                       546          849
  Deferred income taxes                                    30            -
  Deferred revenue                                     62,721       66,160
      Total current liabilities                       218,349      149,759

Long-term debt, net of current portion                      -        9,697
Other liabilities, net of current portion               5,000        4,528
Deferred income tax                                       525        3,252

Stockholders' equity:
  Common stock, $0.01 par value, 40,000,000 shares au
      23,465,296 outstanding  (22,917,022 at June 30,
      1993)																																										     235          229
  Additional paid-in-capital                          144,526      140,949
  Retained earnings (accumulated deficit)             (78,768)      10,541
  Cumulative translation adjustment                    (3,196)      (3,184)
      Total stockholders' equity                       62,797      148,535
                                                   $  286,671   $  315,771
[/TABLE]
[FN]
See accompanying notes.



                              THE ASK GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share amounts - unaudited)

                                     Three Months Ended    Nine Months Ended
                                            March 31,             March 31,

                                      1994       1993       1994       1993
Net revenue:
   Systems                      $    43,407 $   59,904 $  143,270 $  176,089
   Service                           43,353     40,575    127,948    121,670

                                     86,760    100,479    271,218    297,759

Costs and expenses:
   Cost of systems                    8,486     21,590     32,031     61,452
   Cost of service                   21,891     19,575     60,321     58,281
   Product development               12,749     11,941     35,265     34,125
   Selling, general and administra   60,928     47,103    173,135    145,454
   Restructuring charge              45,000          -     49,000          -
   Amortization of goodwill and
       other purchased intangibles    2,008      1,989      6,045      6,155

   Total costs and expenses         151,062    102,198    355,797    305,467

Loss  from operations               (64,302)    (1,719)   (84,579)    (7,708)

Interest and other income, net         (181)      (277)       (40)       517
Interest expense                       (979)      (490)    (2,394)    (1,880)

Loss before income taxes            (65,462)    (2,486)   (87,013)    (9,071)
Provision for (benefit from) income
taxes                                 3,394     (1,812)     2,296     (4,446)

Net loss                        $   (68,856)$     (674)$  (89,309)$   (4,625)

Loss per share                  $     (2.95) $    (0.03) $ (3.87) $ (0.21)


Shares used in per share
 calculation                          23,304     22,571     23,104     21,839

See accompanying notes.



                       THE ASK GROUP, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     ( In thousands  -  unaudited )

                                                            Nine Months Ended
                                                                  March 31,
                                                             1994       1993

Cash flows from operating activities:
  Net loss                                              $ (89,309) $  (4,625)

    Adjustments to reconcile net loss to net
      cash provided by operating activities:
      Depreciation and amortization                        25,456     23,129
      Restructuring charge                                 43,308         -

    Changes in assets and liabilities:
      Accounts receivable                                  23,041     16,787
      Inventory                                               184        774
      Prepaid income tax                                    2,065        -
      Accounts payable                                      1,557     (9,480)
      Accrued payroll and related items                    (3,230)      (764)
      Income taxes payable                                  3,303       (430)
      Sales and valued added taxes payable                   (287)    (4,899)
      Other accrued liabilities                              (455)    (6,277)
      Customer deposits                                      (303)      (186)
      Deferred income taxes                                (2,687)    (7,921)
      Deferred revenue                                     (3,233)      (674)
      Other, net                                            1,811     (4,075)
        Net cash provided by operating activities           1,221      1,359

Cash flows from investing activities:
  Capitalized software development costs                   (9,449)    (5,933)
  Purchase of intangible assets                            (1,243)       -
  Capital expenditures, net of retirements                 (9,029)   (12,816)
        Net cash used for investing activities            (19,721)   (18,749)

Cash flows from financing activities:
  Principal payments on bank borrowings and capital lease  (9,236)    (4,990)
  Bank borrowings                                          36,600        -
  Issuance of stock, net                                    3,582      8,968
        Net cash provided by financing activities          30,946      3,978

Effect of exchange rates on cash                               87     (1,509)

Net (increase) decrease in cash and cash equivalents       12,533    (14,921)
Cash and cash equivalents at beginning of period           18,271     27,743
Cash and cash equivalents at end of period              $  30,804  $  12,822

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Unaudited)

March 31, 1994


1. The condensed consolidated financial statements for the three- and nine-months ended March 31, 1994 and 1993 are unaudited, but include all adjustments, which, in the opinion of management, are necessary for a fair statement of the results of operations for the interim periods presented.
     The interim results are not necessarily indicative of the results for the full year. Certain prior period amounts have been reclassified to conform with the current period's presentation.

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

     The capitalization and amortization of software development costs for the three- and nine-months ended March 31, 1994 and 1993 follow (in thousands):

                               Three Months      Nine Months
                               Ended March 31,  Ended March 31,
                                1994   1993      1994   1993
     Balance, beginning of    $14,497  $9,416 $11,950  $9,383
     period

     Software development     2,303   2,028  9,449   5,933
     costs capitalized

     Write-off of capitalized 2,131   -      2,131   -
     costs

     Amortization of          2,275    1,441   6,874  5,313
     capitalized costs

     Balance, end of period   $12,394  $10,003 $12,394  $10,003

5. In the three-months ended March 31, 1994, the Company recorded a restructuring charge of $45,000,000. The Company restructured its organization to strengthen its ongoing cash, expense control and financial position. The restructuring charge is principally related to a reduction in the workforce worldwide, the closure and consolidation of certain facilities, and write-offs of non-productive assets. The Company also posted a restructuring charge of $4,000,000 during the three-month period ended December 31, 1993. (Also see Management's
     Discussion and Analysis.)

6. On May 9, 1994 the Company announced that its Board of Directors and lending banks had formally approved the terms of a new, secured line of credit, replacing an existing $50 million credit facility under which the Company was in default. The restructured agreement, which the Company expects to execute in May 1994, provides for a $30,000,000 term loan and a $10,000,000 revolving credit and standby letter of credit facility. The term loan will require repayments of $3,500,000 each quarter through the June 30, 1996 maturity date. Amounts outstanding under the Agreement bear interest at the prime rate (6.75% at May 9, 1994) plus a variable interest rate, between 1% and 3%, based on the principal balance of the term loan. The Agreement is secured by assets the ASK Group holds in the United States.

     In addition to interest, the Company must pay a quarterly commitment fee equal to .5% per annum on the unused amount of the revolving credit facility.

     The Agreement contains affirmative and negative covenants and will, among other things, require the maintenance of certain financial ratios; limit net losses in specified periods; limit the Company's ability to incur additional debt, pay cash dividends, or to purchase or sell certain assets; and restrict certain acquisitions, mergers, consolidations, or similar transactions.

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS

The ASK Group, Inc. (the Company) develops, markets and sells computer-based relational database management systems (RDBMS), data access and connectivity products, manufacturing and financial applications software and application development tools and provides related consulting and support services. The Company has two independent business units: Ingres for the database and tools products and ASK Manufacturing Systems for manufacturing application software. The Ingres business unit was formerly divided into two separate units. They share a common administrative infrastructure. The Company's products are sold and supported through a network of Company-owned and independent distribution operations located worldwide. The business units are responsible for designing and developing products as well as designing programs to position products and creating marketing programs.

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

The Company's reported loss of $68,856,000 or $2.95 per share, for the quarter ended March 31, 1994 reflects primarily a restructuring charge of $45,000,000 for consolidation of facilities, worldwide headcount reductions and write-offs of non-productive assets; and $4,500,000 of additional bad debt expense. Before restructuring and bad debt charges, the Company had a loss from operations of $14,802,000 as compared to $1,719,000 for the year-ago quarter.

Total revenue for the three- and nine-months ended March 31, 1994 decreased $13,719,000 (14%) and $26,541,000 (9%), respectively, from that of the same prior year periods. Software revenue declined $7,165,000 (15%) and $11,279,000 (8%), respectively for the three- and nine-month periods ended March 31, 1994 when compared to the year earlier periods. Management believes that a portion of the revenue shortfall resulted from purchasing delays by customers because of uncertainty about the Company's financial condition. Additionally a stronger U.S. dollar in the nine-month fiscal 1994 period compared to the fiscal 1993 period had a negative impact on revenue growth rates in Europe when revenue denominated in European currencies was translated to equivalent amounts in U.S. dollars. Hardware revenue decreased $9,332,000 (71%) and $21,540,000 (57%) in the three- and nine-month periods, respectively, as the Company continued to de-emphasize third party hardware resold with applications software due to the trend toward open UNIX-based software applications.

Software revenue trends were negatively impacted by a reclassification during fiscal 1994 of revenue and its related costs attributable from third party software distributors. In fiscal 1993, the Company included the full amount of revenue generated by its distributors in systems revenue, with the amount retained by the distributor included in cost of systems. In fiscal 1994, the Company reflects the net amount of distributor revenue in systems revenue. As the distributor revenue amounts related to fiscal 1993 are immaterial on both a quarterly and annualized basis, no reclassifications were made to prior year financial statements. If reported on a comparable basis fiscal 1994 software revenue levels declined 5% for the current quarter, but increased 6% on a year to date basis, to those revenue levels of the prior year periods.

In order to generate growth and sales momentum, the Company must continue to capitalize on the trend toward open or UNIX-oriented software products including those that run on smaller desktop workstations or personal computers. If the Company is not successful in continuing to expand its UNIX-based revenue and product lines over the next several years, particularly in its ASK Manufacturing Systems business, it could adversely impact the Company's ability to grow and sustain its software business. Additionally, the Company must continue to expand its range of product offerings, gain more productivity from its sales organization and improve visibility into its short-term business trends.

Service revenue grew $2,778,000 (7%) and $6,278,000 (5%),
respectively, for the three- and nine-month periods in fiscal 1994 as compared to the same periods of fiscal 1993. Growth in the installed license base primarily contributed to the increases in maintenance, training and consulting revenue during fiscal 1994. Again, the relative strength of the U.S. dollar against European currencies (particularly the British Pound) negatively impacted the 1994 service revenue trends when compared to 1993.

Approximately 55% and 52%, respectively, of revenue for the three- and nine-months ended March 31, 1994 was generated outside North America compared to 50% and 51%, respectively, for the same periods a year earlier. Management believes that a portion of this North American revenue shortfall during the most recent three month period resulted from purchasing delays by customers because of uncertainty about the Company's financial condition. When distributor software revenue is reported on a comparable basis, as described above, revenue generated outside North America decreased to 47% and 48%, respectively, for the three- and nine-month periods ended March 31, 1994.

Because a substantial portion of the Company's international operations are denominated in foreign currencies (principally the Pound Sterling), the Company engages in a foreign currency management program to minimize the effects of exchange rate fluctuations on foreign cash flows which are converted to U.S. dollars. This program includes the use of foreign exchange forward contracts and swaps to hedge its inter company balances. The program is not intended to protect any specific area (i.e., revenue) as reported in the Condensed Consolidated Statements of Operations. Instead it is intended to minimize the overall impact of exchange rate fluctuations on the Company's foreign currency cash flows converted to U.S. dollars. The effect of this program is included in interest and other income, net, in the Condensed Consolidated Statements of Operations.

Cost of systems consists primarily of the cost of resold hardware, royalties to third parties and amortization of software development costs capitalized under the provisions of Statement of Financial Accounting Standards No. 86 (FAS
86). As a percentage of the related revenue reported, costs of systems decreased from 36% and 35%, respectively, in the three- and nine-month periods of fiscal 1993 to 20% and 22%, respectively, in the same periods of fiscal 1994. The decrease primarily results from lower levels of resold third party hardware. When distributor software revenue and costs are reported on a comparable basis, as described above, costs of systems for the fiscal 1993 reporting periods was 30% and 27%, respectively.

Cost of service consists of the direct costs of training and consulting as well as costs of customer support. Cost of service remained relatively constant in amount and as a percentage of the related revenue for the three- and nine-month periods of fiscal 1993 and 1994.

Product development expenses, net of software development costs capitalized under the provisions of FAS 86, remained relatively constant in amount for the three- and nine-months periods of fiscal 1993 and 1994.

Software development costs capitalized in the three- and nine-month periods of fiscal 1994 were $2,303,000 and $9,449,000, respectively, compared to $2,028,000 and $5,933,000, respectively, for the same periods of fiscal 1993. Costs capitalized under FAS 86 will vary from period to period depending on the timing and duration of testing of software products. Before the adjustment related to FAS 86, product development costs increased 8% to $15,052,000 and 12% to $44,714,000, respectively, for the periods ended March 31, 1994, as compared to $13,969,000 and $40,058,000, respectively, for the same periods ended March 31, 1993.
The increase reflects the Company's continuing emphasis on investment in both new and existing products and is due primarily to incremental headcount and salary increases over that of comparable prior year periods. In addition, capitalized software costs of $2,131,000 were written-off in conjunction with the Company's restructuring during the quarter ended March 31, 1994.

Selling, general and administrative expenses for the fiscal 1994 three- and nine-month periods increased $13,825,000 and $27,681,000, respectively, over that of the comparable fiscal 1993 periods. Bad debt expense and personnel-related items, including higher headcount, general increases in salaries, and outside professional services, accounted for a substantial portion of these increases in the fiscal 1994 periods. The $4,500,000 increase in bad debt expense for the three months ended March 31, 1994 reflects the Company's inability to collect certain receivables and the institution of more conservative collection policies during the quarter.

Interest and other income, net, consists of interest income, foreign exchange gains and losses, foreign exchange hedging costs and miscellaneous income. For the nine-month periods ended March 31, 1994 and 1993, the decrease is due primarily to lower interest income as a result of lower average cash balances and lower interest rates.

The combination of higher average debt levels and interest rates resulted in an increase in interest expense in the fiscal 1994 periods when compared to the fiscal 1993.

The third quarter of fiscal 1994 includes a tax provision of $3,394,000. The charge primarily relates to the revaluing of foreign tax credit assets under FAS 109 with no offsetting tax benefit for U.S. losses. The Company will take the benefit of current U.S. losses against future U.S. earnings. This compares to a tax benefit of $1,812,000, for the comparable quarter of fiscal 1993 which included a tax benefit on U.S. and certain foreign losses.

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


Restructuring Charge

For the three months ended December 31, 1993 the Company recorded a $4,000,000 restructuring charge primarily related to an 8% reduction in the North American workforce. In February 1994, following the resignations of two of its executive officers, and the failure to meet certain financial test covenants on its unsecured credit agreement with two banks, the Company announced the formation of a new management team. After reviewing the Company's business practices and those of its competitors, the Board of Directors and the new management team developed a new operating plan. This plan included additional restructuring measures designed to align the Company's expense levels with current and expected revenue. During March 1994, management completed restructuring plans designed to substantially strengthen its ongoing cash, expense control and financial
positions under conservative revenue models.   The
restructuring plan included a reduction of the Company's worldwide workforce of approximately 250 people, provided for the closure and consolidation of certain facilities worldwide and the write-off of certain non-productive assets.

The estimated cost of the restructuring plan ($45,000,000) was recorded by the Company in the third quarter of fiscal 1994 with approximately $6,600,000 of expenses related to the reduction in workforce. The restructuring charge also includes approximately $28,300,000 associated with the closure of excess and redundant facilities and write-offs of leasehold improvements connected with these facilities, as well as asset retirements, relocation and related costs.
The remaining $10,100,000 of the restructuring charge arose from the Company's decision to re-emphasize its core business, products and markets. As a result, the recorded value of certain intangible assets acquired in the 1990 Ingres acquisition were written down as the Company now expected revenue from older Ingres products and the related customer base to be less than originally anticipated. In addition, the growth of revenue from new products and services in an Asian market is now expected to occur at a lower rate than previously estimated resulting in the impairment of certain related intangible assets. Finally, certain older software development projects no longer important to the core business were ended.

The Company's second and third quarter restructuring measures are intended to reduce future operating expenses by approximately $14,000,000 to $15,000,000 per quarter. These actions will begin to reduce expenses in the fourth quarter of fiscal 1994; however, their full impact is not expected to be realized until the first quarter of fiscal 1995.
While the Company intends to limit spending in certain other areas as well, it expects to increase its Research & Development programs.

Of the $49,000,000 of restructuring charges recorded during the nine months ended March 31, 1994, approximately $5,700,000 required cash expenditures during the period and $32,100,000 will require future cash outlay. The future cash requirements for the restructuring are comprised of about $6,000,000 in connection with the workforce reductions and $26,100,000 for facilities closures and related costs. All of the costs related to workforce reductions and about $13,000,000 of the facilities closure and related costs are expected to be paid by June 30, 1995. The remaining $13,100,000 of facilities related costs represents expenditures to be incurred after June 30, 1995 over the then remaining terms of leases for facilities which are expected to be closed and which the Company may not be able to terminate before the end of the lease term. The Company anticipates that these cash outlays will be funded by cash generated from operations.

The $11,200,000 balance of the $49,000,000 charge represents write-offs of non-productive assets taken at March 31, 1994.


FINANCIAL CONDITION

Cash and cash equivalents increased to $30,804,000 at March
31, 1994 from $18,271,000 at June 30,1993.  Cash provided
from operations, principally the collection of outstanding customer receivables during the most recent quarter, and bank borrowings accounted for a substantial portion of this cash increase.

In June of 1992, the Company signed a $50 million term loan and revolving unsecured credit facility agreement with CIBC Inc. and The First National Bank of Boston. As previously reported, the Company was in default of certain of its financial test covenants as of December 31, 1993. The Company has not been in default of any of its payment obligations under that agreement. Following the default, the Company and the banks began to negotiate a new credit agreement and the banks conditionally agreed not to exercise any of their rights under the credit agreement. That "standstill" agreement required the Company to work closely with the banks as it developed a new business plan. As of March 31, 1994, $43,100,000 was outstanding under this credit facility.

On May 9, 1994, the Company announced that its Board of Directors and the credit committees of the two lending banks had formally approved the terms of a new, secured line of credit. The restructured loan includes both term and revolver loans totaling $40,000,000 and extends the term of the credit facility through June 30, 1996. This new facility will be secured by U.S. assets of the Company and its subsidiaries. As of the filing of this Form 10-Q, the Company and the banks were completing the documentation for the new agreement. See also Note 6 of Notes to Condensed Consolidated Financial Statements.


While the Company believes that it will have adequate liquidity through internally generated funds to fund operations, the Company may seek to raise additional capital which may include the sale of securities.

PART II         OTHER INFORMATION


Item 1.         Legal Proceedings.

          In mid-April 1994, a derivative lawsuit was filed by a holder of 100 shares of the Company's stock in the Superior Court of California against ten current and former directors and officers of the Company. Because a derivative suit is an action filed on behalf of and for the benefit of the Company, the Company is required to be a party and was, therefore, named as a "nominal defendant." The plaintiff claims that, during the period October 22, 1992 through April 2, 1993, the individual defendants breached their fiduciary duties, mismanaged the Company, unjustly enriched themselves and violated California's insider trading laws by the sale of Company common stock during the period. The Company has notified its directors' and officers' liability carriers of the claim and has retained counsel, and anticipates filing a response to the complaint within the next thirty days. The complaint does not seek damages or any form of relief from the Company.

Item 2.   Changes in Securities.  Not Applicable

Item 3.   Defaults upon Senior Securities.  Not Applicable

Item 4.   Submission of Matters to a Vote of Security
          Holders.  Not Applicable

Item 5.   Other Information.  Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a)  List of Exhibits

                              Exhibit
             Number              Description

               11.1          Computation of Net Loss per
                             Common and Common Equivalent Share

          (b)  Reports on Form 8-K

               None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 THE ASK GROUP, INC.
                                   Registrant






May 13, 1994
  Date                       /s/ Gary B. Filler
                               Gary B. Filler
                               Executive Vice President of
                               Operations and Chief
                               Financial Officer
                               (Principal Financial
                               Officer)


                              /s/ Michael G. Barsotti
                               Michael G. Barsotti
                               Corporate Controller and
                               Treasurer
                               (Principal Accounting
                               Officer)