Form 10-Q/A
period 1994-03-31
ASK GROUP INC
filed 1994-06-23
CIK 354797

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________


FORM 10-Q/A
AMENDMENT


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements

					Yes  X          No

The number of shares outstanding of the issuer's common stock as of April 30, 1994 was 23,534,707.


1
[TEXT]

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its






					   THE ASK GROUP, INC.
						Registrant






June 22, 1994
	    Date        /s/ Gary B. Filler
                     Gary B. Filler
                     Chief Financial and Accounting Officer

{PAGE|13}